Form 10-Q
period 2026-09-30
Canary XRP ETF
filed 2026-11-13
CIK 2039505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The Registrant had 22,920,000 shares outstanding as of November 9, 2026.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CANARY XRP ETF

Statements of Assets and Liabilities

	September 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Investment in XRP, at value (Note 2)	$368,802,432	$322,967,103
Receivable for XRP sold	3,163,735	—
Total Assets	$371,966,167	$322,967,103

LIABILITIES
Payables
Payable to Sponsor (Note 3)	$145,811	$147,378
Payable for capital shares redeemed	3,163,740	—
Total Liabilities	3,309,551	147,378
NET ASSETS	$368,656,616	$322,819,725

NET ASSETS CONSIST OF:
Paid-in capital	$499,264,653	$392,930,766
Total distributable earnings (accumulated deficit)	(130,608,037)	(70,111,041)
Net Assets	$368,656,616	$322,819,725

Net Asset Value (Unlimited shares authorized):
Net Assets	$368,656,616	$322,819,725
Shares Outstanding^	23,350,000	16,490,000
Net Asset Value, Offering and Redemption Price per Share	$15.79	$19.58

Investment in crypto currency, at cost	$488,550,080	$392,508,085

^	No Par Value.

See accompanying notes to financial statements.

CANARY XRP ETF

Schedule of Investment (Unaudited)

September 30, 2026

Investment - 100.0%	Quantity	Fair Value
Crypto Currency - 100.0%
XRP	247,755,213	$368,802,432
TOTAL CRYPTO CURRENCY (Cost $488,550,080)	247,755,213	368,802,432
TOTAL INVESTMENT - 100.0% (Cost $488,550,080)		368,802,432
Liabilities in Excess of Other Assets - (0.0)% (a)		(145,816)
TOTAL NET ASSETS - 100.0%		$368,656,616

Percentages are stated as a percent of net assets.

(a)	Represents less than 0.5% of total Net Assets.

See accompanying notes to financial statements.

CANARY XRP ETF

Schedule of Investment

December 31, 2025

Investment - 100.0%	Quantity	Fair Value
Crypto Currency - 100.0%
XRP	175,625,441	$322,967,103
TOTAL CRYPTO CURRENCY (Cost $392,508,085)	175,625,441	322,967,103
TOTAL INVESTMENT - 100.0% (Cost $392,508,085)		322,967,103
Liabilities in Excess of Other Assets - (0.0)%(a)		(147,378)
TOTAL NET ASSETS - 100.0%		$322,819,725

Percentages are stated as a percent of net assets.

(a)	Represents less than 0.5% of total Net Assets.

See accompanying notes to financial statements.

CANARY XRP ETF

Statements of Operations

	For the Three Months Ended September 30, 2026 (Unaudited)*	For the Nine Months Ended September 30, 2026 (Unaudited)*
Expenses:
Sponsor fees (Note 3)	$370,225	$1,087,123
Total Expenses	370,225	1,087,123
Sponsor fees waived (Note 3)	—	—
Net Expenses	370,225	1,087,123
Net Investment income (loss)	$(370,225)	$(1,087,123)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENT

Net realized gain (loss) on:
Investment in crypto currency	$(5,612,361)	$(9,203,207)
Net change in unrealized appreciation (depreciation) of:
Investment in crypto currency	109,490,137	(50,206,666)

Net realized and unrealized gain (loss) on investment	103,877,776	(59,409,873)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$103,507,551	$(60,496,996)

*	No comparative periods have been presented as the initial share purchase date of the Trust was November 12, 2025.

See accompanying notes to financial statements.

CANARY XRP ETF

Statements of Changes in Net Assets

	For the Three Months Ended September 30, 2026 (Unaudited)*	For the Nine Months Ended September 30, 2026 (Unaudited)*
INCREASE (DECREASE) IN NET ASSETS:

OPERATIONS
Net investment income (loss)	$(370,225)	$(1,087,123)
Net realized gain (loss) on investment	(5,612,361)	(9,203,207)
Net change in unrealized appreciation (depreciation) of investment	109,490,137	(50,206,666)
Net increase (decrease) in net assets resulting from operations	103,507,551	(60,496,996)

CAPITAL SHARE TRANSACTIONS
Shares sold	31,655,379	119,910,923
Shares redeemed	(7,680,285)	(13,577,036)
Net increase (decrease) in net assets from capital share transactions	23,975,094	106,333,887
Total increase (decrease) in net assets	127,482,645	45,836,891

NET ASSETS
Beginning of Period	241,173,971	322,819,725
End of Period	$368,656,616	$368,656,616

*	No comparative periods have been presented as the initial share purchase date of the Trust was November 12, 2025.

See accompanying notes to financial statements.

Canary XRP ETF

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2026 (Unaudited)

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

The Trust is an exchange-traded fund that issues shares of beneficial interest (the “Shares”) that are listed and trade on the Exchange. The Trust’s investment objective is to seek to provide exposure to the price of XRP, the native asset of the XRP Ledger (“XRP”), held by the Trust, less the expenses of the Trust’s operations and other liabilities. The Trust is a passive investment vehicle that does not seek to generate returns beyond tracking the price of XRP. In seeking to achieve its investment objective, the Trust holds XRP and establishes its net asset value (“NAV”) on each business day by reference to the CoinDesk XRP Benchmark 60m NY Rate (the “Pricing Benchmark”). The Pricing Benchmark is calculated by CoinDesk Indices (the “Benchmark Provider”) based on a 60-minute time-weighted average price of the CoinDesk XRP Benchmark Rate (the “Underlying Index”), which is an aggregation of executed trade flow of major XRP trading platforms (“Constituent Platforms”). The Benchmark Provider publishes the Pricing Benchmark. The Trust is sponsored by the Sponsor.

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

The following table presents information about the Trust’s assets measured at fair value:

	Level 1	Level 2	Level 3	Total
September 30, 2026 (Unaudited)
Assets
Investment in XRP	$368,802,432	$—	$—	$368,802,432
December 31, 2025
Assets
Investment in XRP	$322,967,103	$—	$—	$322,967,103

There were no transfers between levels for the nine months ended September 30, 2026 or for the period from November 12, 2025 (initial share purchase date) through December 31, 2025.

The following tables summarize activity in XRP for the nine months ended September 30, 2026 and for the period from November 12, 2025 (initial share purchase date) through December 31, 2025:

	XRP	Fair Value
Beginning balance as of January 1, 2026	175,625,441	$322,967,103
XRP purchased	47,077,937	70,583,647
XRP sold for the redemption of Shares	(9,554,999)	(13,577,031)
XRP contributed in-kind for the creation of Shares	35,376,894	49,327,487
XRP distributed in-kind for the redemption of Shares	—	—
XRP transferred to pay the Sponsor fee	(770,060)	(1,088,901)
Net change in unrealized appreciation (depreciation) in XRP	—	(50,206,666)
Net realized gain (loss) on investment in XRP transferred to pay Sponsor fee	—	(673,023)
Net realized gain (loss) on investment in XRP sold for redemptions	—	(8,530,184)
Ending balance as of September 30, 2026 (Unaudited)	247,755,213	$368,802,432

	XRP	Fair Value
Beginning balance as of November 12, 2025	—	$—
XRP purchased	70,940,123	152,960,620
XRP sold for the redemption of Shares	(638,804)	(1,191,493)
XRP contributed in-kind for the creation of Shares	105,356,634	241,151,550
XRP distributed in-kind for the redemption of Shares	—	—
XRP transferred to pay the Sponsor fee	(32,512)	(59,788)
Net change in unrealized appreciation (depreciation) in XRP	—	(69,540,982)
Net realized gain (loss) on investment in XRP transferred to pay Sponsor fee	—	(35,293)
Net realized gain (loss) on investment in XRP sold for redemptions	—	(317,511)
Ending balance as of December 31, 2025	175,625,441	$322,967,103

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

(b)	Administrator, Custodians and Transfer Agent

U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (the “Administrator” and “Transfer Agent”) serves as administrator, transfer agent and accounting agent of the Trust pursuant to a Fund Servicing Agreement. Coinbase Custody Trust Company, LLC (the “Coinbase Custodian”) and BitGo Bank & Trust, N.A. (the “BitGo Custodian” and together with Coinbase Custodian, the “Custodians”) serve as the Trust’s Custodians. Under the Coinbase Custodial Services Agreement and the BitGo Custodial Services Agreement, the Custodians are responsible for safekeeping all the Trust’s XRP allocated to each of the Custodians. The Custodians were selected by the Sponsor. The Sponsor is responsible for opening accounts with the Custodians that will hold the Trust’s XRP (the “XRP Accounts”), as well as facilitating the transfer or sale of XRP required for the operation of the Trust. U.S. Bank, N.A., an affiliate of the Administrator and Transfer Agent serves as the cash custodian for the Trust (the “Cash Custodian”). The Cash Custodian is responsible for safekeeping all cash and other non-XRP assets of the Trust.

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

Share activity for the three and nine months ended September 30, 2026 was as follows:

	Three Months Ended September 30, 2026 (Unaudited)*		Nine Months Ended September 30, 2026 (Unaudited)*
	Number of Shares	Value of Shares	Number of Shares	Value of Shares
Creations	2,110,000	$31,655,379	7,760,000	$119,910,923
Redemptions	(530,000)	(7,680,285)	(900,000)	(13,577,036)
Net change in Shares created and redeemed	1,580,000	$23,975,094	6,860,000	$106,333,887

*	No comparative periods have been presented as the initial share purchase date of the Trust was November 12, 2025.

5.	Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2026. The total return at NAV is based on the change in NAV of a Share during the period, and the total return at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended September 30, 2026 (Unaudited)*	Nine Months Ended September 30, 2026 (Unaudited)*
Net Asset Value, Beginning of Period	$11.08	$19.58
Net Investment Income (Loss)(a)	(0.02)	(0.05)
Net Realized and Unrealized Gain (Loss) on Investment(b)	4.73	(3.74)
Net Increase (Decrease) in Net Asset Value Resulting from Operations	4.71	(3.79)
Net Asset Value, End of Period	$15.79	$15.79
Market Value Per Share(c)	$15.77	$15.77
Total Return at Net Asset Value(d)	42.52%	-19.35%
Total Return at Market Value(c)(d)	42.33%	-18.92%

Ratios to Average Net Assets:(e)
Expense Ratio	0.50%	0.50%
Net Investment Income (Loss)	-0.50%	-0.50%

*	No comparative periods have been presented as the initial share purchase date of the Trust was November 12, 2025.

(a)	Net investment income (loss) per share represents net investment income (loss) divided by the daily average shares of beneficial interest outstanding during the period.

(b)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.

(c)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Trust’s net asset value is calculated.

(d)	Not annualized.

(e)	Annualized.

6.	Related Parties

The Sponsor is considered to be a related party to the Trust. The Trust's operations are supported by its Sponsor. As of September 30, 2026, the Sponsor did not own any Shares of the Trust.

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

Factors which could have a material adverse effect on the Trust’s business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust's expectations include, but are not limited to:

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

Results of Operations*

Three Months Ended September 30, 2026*

The Trust’s net asset value increased from $241,173,971 at June 30, 2026, to $368,656,616 at September 30, 2026. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which rose from 21,770,000 at June 30, 2026, to 23,350,000 at September 30, 2026, as a result of 2,110,000 Shares being created and 530,000 Shares being redeemed during the quarter, and an increase in the value of XRP, which appreciated 42.70% from $1.04 at June 30, 2026, to $1.49 at September 30, 2026.

The net asset value per Share increased 42.52% from $11.08 at June 30, 2026, to $15.79 at September 30, 2026.

The net asset value per Share of $16.86 at September 22, 2026, was the highest during the quarter, compared with a low of $10.60 at August 14, 2026.

The increase in net assets from operations for the quarter ended September 30, 2026, was $103,507,551, resulting from a net change in unrealized appreciation/depreciation on the Trust’s XRP investment of $109,490,137, realized losses on the disposition of XRP of $(5,612,361), and Sponsor Fees incurred of $370,225.

Nine Months Ended September 30, 2026*

The Trust’s net asset value increased from $322,819,725 at December 31, 2025, to $368,656,616 at September 30, 2026. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which rose from 16,490,000 at December 31, 2025, to 23,350,000 at September 30, 2026, as a result of 7,760,000 Shares being created and 900,000 Shares being redeemed during the nine-month period, and a decrease in the value of XRP, which depreciated -19.05% from $1.84 at December 31, 2025, to $1.49 at September 30, 2026.

The net asset value per Share decreased -19.35% from $19.58 at December 31, 2025, to $15.79 at September 30, 2026.

The net asset value per Share of $24.68 at January 5, 2026, was the highest during the nine-month period, compared with a low of $10.60 at August 14, 2026.

The decrease in net assets from operations for the nine months ended September 30, 2026, was $(60,496,996), resulting from a net change in unrealized appreciation/depreciation on the Trust’s XRP investment of $(50,206,666), realized losses on the disposition of XRP of $(9,203,207), and Sponsor Fees incurred of $1,087,123.

* No comparative periods have been presented as the initial share purchase date of the Trust was November 12, 2025.

Off-Balance Sheet Arrangements

As of September 30, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to “Smaller Reporting Companies,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its 1934 Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Trust to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Trust, the Sponsor conducted an evaluation of the Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Trust concluded that, as of September 30, 2026, the Trust’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

c)	The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 53 Baskets (comprising 530,000 Shares) during the three-month period ended September 30, 2026. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Number of Shares Redeemed	Average Price Paid per Share	Maximum number of shares that may yet be purchased
July 2026	—	$—	N/A
August 2026	—	$—	N/A
September 2026	530,000	$14.49	N/A

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a)	All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

b)	Not applicable.

c)	No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms defined in Item 408 of Regulation S-K) for the three-month period ended September 30, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description

3.1**	First Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.1 of the Trust’s Registration Statement on Form S-1 (FileNo. 333-282545) filed on October 10, 2025
3.2**	Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust's Registration Statement on Form S-1 (File No. 333-282545) filed on October 8, 2024
10.1**	Form of Initial Authorized Participant Agreement, incorporated by reference to Exhibit 10.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-282545), filed on October 10, 2025
10.2**	Marketing Agreement, incorporated by reference to Exhibit 10.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-282545), filed on October 10, 2025
10.3**	Coinbase Custodial Services Agreement, incorporated by reference to Exhibit 10.3 of the Trust’s Registration Statement on Form S-1 (File No. 333-282545), filed on October 10, 2025
10.4**	BitGo Custodial Services Agreement, incorporated by reference to Exhibit 10.4 of the Trust’s Registration Statement on Form S-1 (File No. 333-282545), filed on October 10, 2025
10.5**	Fund Administration Servicing Agreement, incorporated by reference to Exhibit 10.5 of the Trust’s Registration Statement on Form S-1 (File No. 333-282545), filed on October 10, 2025
10.6**	Transfer Agent Servicing Agreement, incorporated by reference to Exhibit 10.6 of the Trust’s Registration Statement on Form S-1 (File No. 333-282545), filed on October 10, 2025
10.7**	Fund Accounting Servicing Agreement, incorporated by reference to Exhibit 10.7 of the Trust’s Registration Statement on Form S-1 (File No. 333-282545), filed on October 10, 2025
10.8**	Sponsor Agreement, incorporated by reference to Exhibit 10.8 of the Trust’s Registration Statement on Form S-1 (File No. 333-282545), filedon October 10, 2025
10.9**	Cash Custody Agreement (Custodian Agreement), incorporated by reference to Exhibit 10.9 of the Trust’s Registration Statement on Form S-1 (File No. 333-282545), filed on October 24, 2025
10.10**	Index License Agreement, incorporated by reference to Exhibit 10.10 of the Trust’s Registration Statement on Form S-1 (File No. 333-282545), filed on October 24, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canary XRP ETF
Date: November 13, 2026
	By:	/s/ Steven McClurg
	Name:	Steven McClurg
	Title:	Chief Executive Officer (Principal Executive Officer)*

	By:	/s/ Starr Frohlich
	Name:	Starr Frohlich
	Title:	Principal Financial and Accounting Officer

* The Registrant is a trust and this person is signing in their capacity as an officer of Canary Capital Group LLC, the Sponsor of the Registrant.